Form 10-K
AMERICAN CITY BUSINESS JOURNALS INC
filed 1995-03-29
CIK 769339

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

(Mark One)

(X) Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
For the fiscal year ended December 31, 1994 or

( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
For the transition period from ________________ to ______________

                         Commission file number 0-13834

                      AMERICAN CITY BUSINESS JOURNALS, INC.
             (Exact name of Registrant as specified in its charter)

DELAWARE                                                   43-1366184
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                             Identification No.)

128 S. Tryon Street, Suite 2300
Charlotte, North Carolina                                  28202
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number including area code: (704) 375-7404

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                  Common Stock
                                 $.01 Par Value
                                (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    YES [X]     NO [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the common stock, par value $.01 per share (the "Common Stock"), of the Registrant held by nonaffiliates of the Registrant as of March 17, 1995, was $125,845,000 based upon the last sale price of these shares as quoted by The NASDAQ Stock Market.

    Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of March 17, 1995:

    Common Shares: 6,895,623 Exclusive of 637,384 Treasury Shares


                       DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the Registrant's Proxy Statement for the annual meeting of Stockholders to be held May 19, 1995 (the "Proxy Statement"); Proxy Statement for the annual meeting of Stockholders held May 17, 1991 and Proxy Statement for annual meeting of Stockholders held May 21, 1993 have been incorporated herein by reference in response to the information required by Items 5 through 8 and Item 14 of Part II, Part III, and Part IV, respectively.


                                     PART I

ITEM 1.  BUSINESS

The Registrant

    American City Business Journals, Inc. (the "Registrant"), through its subsidiaries, publishes a chain of weekly business newspapers in major metropolitan areas throughout the United States. The Registrant owns through its subsidiaries 28 business newspapers, one legal newspaper, and three motorsport publications. The newspapers focus on the local business community by including information not readily available to business leaders from other sources, standard features which readers find useful in their own businesses, profiles and feature stories on local business personalities. Revenue is generated through advertising sales and paid circulation income. The Registrant was incorporated under the laws of the State of Delaware in April 1985. The Registrant's principal offices are located at 128 S. Tryon Street, Suite 2300, Charlotte, North Carolina 28202, and its telephone number is
(704) 375-7404.

    On September 1, 1994, the Registrant acquired its second motorsport publication, "Winston Cup Illustrated". The publication is a monthly magazine which covers the NASCAR Winston Cup stock car racing series.

    On October 1, 1994, the Registrant acquired its 28th business newspaper, "The Austin Business Journal".

    On October 21, 1994, the Registrant acquired its third motorsport publication, "On Track". The publication is a bi-weekly magazine that covers all forms of auto racing around the world.

    On January 20, 1995, the Registrant acquired 19.9% of the common stock of Sunbelt Video, Inc ("SBV"). The Registrant also is a party to an Option Agreement which gives the Company an option to acquire the remaining SBV shares at their market value in three years from the shareholders of SBV. These shareholders have a "put" option to require the Registrant to acquire the remaining SBV shares at their market value in three years. SBV is a video production company that produces sports programming for cable TV networks and promotion and training videos for companies.

    On January 31, 1995, the Registrant acquired Performance Printing, a Charlotte, North Carolina based commercial printing company. It will enable

Registrant to gain some cost advantage in consolidating the printing of its magazines and other glossy publications.

    In January 1995 the Registrant ceased publication of "Biz Magazine". The publication was owned by a partnership between Biz Publishing, Inc. ("BPI"), a subsidiary of Registrant and Dow Jones Venture I, Inc., ("DJ"), a subsidiary of Dow Jones & Company, Inc. The magazine was introduced in early 1994 and targeted to the heads of America's approximately 500,000 fastest-growing small businesses. It was a controlled circulation publication.

                                                   Date First     Date Acquired
Publications Owned                                 Published      by Company
-------------------------------------------------  -------------  -------------

AUSTIN BUSINESS JOURNAL                            02/81          10/94
CAPITAL DISTRICT BUSINESS REVIEW (ALBANY)          03/74          02/86
ATLANTA BUSINESS CHRONICLE                         06/78          12/86
BALTIMORE BUSINESS JOURNAL                         06/83          10/86
BUSINESS FIRST (BUFFALO)                           10/84          10/84
BUFFALO LAW JOURNAL (legal newspaper)              1929           12/86
THE BUSINESS JOURNAL OF CHARLOTTE                  04/86          04/86
THE BUSINESS JOURNAL SERVING SAN JOSE
      AND THE SILICON VALLEY                       05/83          03/93
CINCINNATI BUSINESS COURIER                        05/84          10/86
BUSINESS FIRST (COLUMBUS)                          09/84          09/84
DALLAS BUSINESS JOURNAL                            08/77          12/86
DENVER BUSINESS JOURNAL                            10/86          12/86
PACIFIC BUSINESS NEWS (HONOLULU)                   05/63          12/84
HOUSTON BUSINESS JOURNAL                           07/71          12/86
JACKSONVILLE BUSINESS JOURNAL                      10/85          10/85
KANSAS CITY BUSINESS JOURNAL                       09/82          09/82
BUSINESS FIRST (LOUISVILLE)                        08/84          08/84
ON TRACK                                           04/81          10/94
ORLANDO BUSINESS JOURNAL                           06/84          04/90
PHOENIX BUSINESS JOURNAL                           11/80          12/89
BUSINESS JOURNAL OF PORTLAND (OREGON)              03/84          03/84
PUGET SOUND BUSINESS JOURNAL (SEATTLE)             05/80          12/86
SAN ANTONIO BUSINESS JOURNAL                       03/82          07/86
SAN FRANCISCO BUSINESS TIMES                       09/86          12/89
SOUTH FLORIDA BUSINESS JOURNAL (MIAMI)             09/80          12/86
ST. LOUIS BUSINESS JOURNAL                         10/80          10/86
TAMPA BAY BUSINESS JOURNAL                         01/81          04/90
TRIANGLE BUSINESS JOURNAL (RALEIGH)                09/85          10/91
WASHINGTON (D.C.) BUSINESS JOURNAL                 05/82          12/86
WICHITA BUSINESS JOURNAL                           03/86          03/86
WINSTON CUP ILLUSTRATED                            09/81          09/94
WINSTON CUP SCENE                                  04/77          12/92

-------------------------

The Registrant's publications are owned and operated by 19 subsidiaries, listed in Exhibit 21.


Capital Stock Transactions

    On December 3, 1992 the Board of Directors authorized the issuance of 6% Convertible Subordinated Debentures ("Debentures") due December 31, 2011 in exchange for Registrant's then outstanding class of $1.50 Convertible Exchangeable Preferred Stock ("Preferred Stock"). On the December 31, 1992 exchange date, the Registrant had 1,575,131 shares of Preferred Stock issued. Upon the completion of the exchange on December 31, 1992, Debentures equal to $25 for each share of Preferred Stock were issued with a total face value of $39,378,275. Bonds, with a face value of $7,500,000, are held by the Company which will be used to meet the sinking fund requirement.

    On April 7, 1994, the Board of Directors approved a two for one stock split of the Registrant's common stock that was distributed as a 100% stock dividend on April 29, 1994 to holders of record on April 18, 1994. As a result of the stock split, the conversion rate of Registrant's 6% Convertible Subordinated Debentures due December 31, 2011, which had been .74627 common shares for each $25 principal amount of the Debentures, becomes 1.49254 shares of common stock for each $25 principal amount of the Debentures.

    On December 1, 1994, the Board of Directors approved a 5% stock dividend to be distributed on January 16, 1995 to shareholders of record on December 15, 1994. As a result of the stock dividend the conversion rate of Registrant's 6% Convertible Subordinated Debentures due December 31, 2011 becomes 1.567167 shares of common stock for each $25 principal amount of the Debentures.

Operations of the Business Newspapers

    The Registrant's business strategy is to create a local identity for each business newspaper, generally including selection of a publisher from the community and a staff of individuals primarily from the area served, each of whom is familiar with the local business community. National wire service articles do not appear in the newspapers and few syndicated stories are utilized.

    Although the papers have local editorial content and a primarily local advertiser base, they benefit from the support services available from the corporate office and the sharing of information among the Registrant's various papers concerning successful and unsuccessful projects, advertising and circulation promotions. Further, employees of the various papers are sometimes loaned to another paper for training or to fill interim vacancies. The Network of City Business Journals, Inc., a subsidiary of the Registrant (the "Network"), serves as the national advertising agent for the Registrant's papers and other non-owned papers for the purpose of selling advertising to national corporations.

    The operations of each of the business newspapers are divided into five departments: editorial, production, advertising sales, circulation and administration.

    Editorial. Interesting, accurate and readable articles are considered to be the single most important factor in developing readership and market acceptance of the business newspapers. The editorial staffs, comprised of experienced editors and trained reporters, write articles and features which report business news relevant to the local businessman. The newspapers focus on the local business community by including articles that contain information not readily available to businessmen from other sources, standard features which readers find useful in their own businesses, and profiles and feature stories on local business personalities.

    Production. Management believes that quality in production is critical to the success of the newspapers. The Registrant strives for a professional appearance through typesetting and layout using advanced computer production processes and by emphasizing the quality of the graphics, newsprint, ink and all other physical components of the newspaper. The Registrant contracts for the printing of the business newspapers with unaffiliated printing companies. To date, there has been a sufficient number of printing companies available to each newspaper so that the Registrant has never experienced a serious problem with the availability of quality printing services.

    The Registrant's January 31, 1995 acquisition of Performance Printing (see The Registrant) should enable the Registrant to achieve cost savings and quality control in printing its magazines and other glossy publications.

    Advertising Sales. Advertising is the primary revenue source for the Registrant. The Registrant directs its marketing efforts toward advertisers who want to reach the local business market. Members of the advertising sales staff are paid on a commission basis and in the majority of markets are assigned to work with specific industries. The Registrant believes that industry specialization allows the salesperson to become more familiar with the types of advertising programs which are effective for advertisers in that industry. In a few markets, due to the geographic size of the city, sales staff are assigned territories to cover. Advertising sales are supported by special marketing efforts such as special supplements which target specific industries.

    Advertising revenue is sensitive to economic conditions, and growth rates generally decline as the publications mature. Each year the Registrant has experienced declines in certain markets because of local conditions, both from within the publication and from external economic factors. The dispersion of the revenue base across multiple markets has enabled the Registrant to maintain its overall rate of revenue growth, overcoming adverse circumstances in a few markets with above average results in others.

    In November 1986, the Registrant formed The Network of City Business Journals, Inc., a national sales and marketing organization, for the purpose of attracting multi-market advertising to be printed in the Registrant's publications as well as in other unaffiliated business newspapers. The Network's efforts are facilitated by a national sales force with headquarters in Kansas City and sales offices in New York, Chicago, Dallas, Detroit, Atlanta, Los Angeles and San Francisco.

    Circulation. In addition to supporting advertising sales, subscriptions historically have been a significant source of revenue for the Registrant.
Paid subscriptions, on average, account for most of the total paid circulation, with newsstand and vending box sales representing the balance. During a publication's start-up phase, subscriptions are initially promoted by mailing free sample papers to local businesses during a three to four week period. Telemarketing is used as a follow-up to the sample mailing to maximize the subscription promotion. In mature markets, direct mail is used in conjunction with a sampling program. Direct mail and telemarketing are used in obtaining renewals, a key factor in continued circulation growth. The Registrant has historically achieved a high percentage of annual renewals.

    Administration. Each business newspaper has a local publisher who is responsible for publication control and promotion of the business newspaper in the community. Community involvement is an integral part of the Registrant's "hometown" business focus. Publishers divide their attention among all five departments and are responsible for local budgeting and cost control, personnel decisions, editorial content, production quality, advertising sales and circulation totals.

Motorsport Publications

    On December 31, 1992, the Registrant acquired "Winston Cup Scene", a national publication which covers the NASCAR Winston Cup stock car racing series. With a total paid circulation of 119,800, this publication is the Registrant's largest paid circulation publication. The addition of "Winston Cup Illustrated" and "On Track" in 1994 (see The Registrant) allows the Registrant to consolidate the three motorsport publications at its corporate headquarters in Charlotte, North Carolina.

Employees

    On March 1, 1995, the Registrant and its subsidiaries employed 982 full-time employees, of whom 359 were in editorial, 301 were in advertising, 115 were in circulation, 106 were in production, 137 were in administration, and 43 were in the commercial printing operation. The Registrant has employment agreements and contracts with certain of its key management and personnel. The Registrant also has 79 part-time employees.

    None of the employees of the Registrant are represented by a union. The Registrant believes its relations with its employees are good. The Registrant has generally been successful in retaining key employees of acquired publications as well as filling any vacancies through internal transfers or external hires.

Competition

    The business newspapers compete with other news publications for readership and circulation and with all types of media for advertising revenue. With respect to circulation, local daily newspapers and periodic local business magazines are the primary competitors of each of the business newspapers.

    The Registrant, through its local business newspapers and the Network, competes with local newspapers, radio, television, and magazines for advertising revenue. The Registrant seeks to keep its advertising rates competitive and targets advertisers seeking to reach the more focused audience of the local business community.

    Registrant's publications, "On Track", "Winston Cup Illustrated", and "Winston Cup Scene", are national publications which compete with national media for advertising revenue.


ITEM 2.  PROPERTIES

    The Registrant leases all of the facilities in which its corporate headquarters and subsidiaries are located. The Registrant does not own any facility. The present leased space is adequate for the needs of the respective publications. The Registrant has satisfied additional space requirements either by acquiring additional space within the same facility or by negotiating acceptable terms for space in new facilities. The following table sets forth the location, approximate square footage and expiration of lease term for each of the facilities operated and leased by the Registrant:

                                          Square
             Location                     Footage    Expiration
             -------------------------    -------    ----------
             Albany, NY                    7,000      11/30/97
             Atlanta, GA                  11,618      12/31/95
             Austin, TX                    3,140      02/28/98
             Baltimore, MD                 5,217      09/30/97
             Buffalo, NY                  10,800      08/31/96
             Charlotte, NC                 4,964      10/24/99
             Charlotte, NC                20,466      10/24/99
             Chicago, IL                   1,058      10/31/95
             Cincinnati OH                 6,477      03/31/00
             Columbus, OH                  7,264      03/21/02
             Dallas, TX                    8,852      12/31/96
             Denver, CO                    7,248      03/31/97
             Honolulu, HI                  7,462      06/30/99
             Houston, TX                   8,683      10/31/95
             Jacksonville, FL              4,500      09/15/99
             Kansas City, MO               9,962      05/31/95
             Kansas City, MO               3,862      12/31/98
             Louisville, KY                8,985      04/09/97
             Los Angeles, CA                 940      05/31/95
             Miami, FL                     6,500      08/31/98
             New York, NY                  2,782      01/31/99
             Orlando, FL                   5,828      11/30/99
             Phoenix, AZ                   6,700      02/22/98
             Portland, OR                  5,755      01/31/97
             Raleigh, NC                   2,744      08/31/97
             St. Louis, MO                 7,646      06/30/97
             St. Louis, MO                 4,088      02/29/96
             San Antonio, TX               5,878      05/03/98
             San Francisco, CA               912      03/31/95
             San Francisco, CA             7,192      12/31/98
             San Jose, CA                  7,195      04/30/02
             Seattle, WA                   8,031      03/31/99
             Tampa, FL                     7,994      02/28/95
             Arlington, VA                 8,220      03/31/99
             Wichita, KS                   3,541      07/01/99



ITEM 3.  LEGAL PROCEEDINGS

Libel Litigation

    The Registrant's business newspapers and their personnel, like other newspaper reporters and publishers, are sued from time to time for articles that they publish. Typically, the suit is based on allegations of libel or defamation and includes a claim for punitive damages. In addition to general liability insurance, the Registrant carries publisher's liability insurance covering libel and defamation with aggregate limits of $5,000,000 prior to 1993 and $10,000,000 after 1993, but statutes in several states do not allow punitive damages to be paid by insurance. In each of the following legal proceedings, and considering these proceedings in aggregate, it is the opinion of the management that the likelihood of recovery in excess of the insurance coverage is minimal and that such recovery, if it should occur, would not have a material adverse effect on the results of operation or the financial position of the Registrant.

    "Houston Business Journal" ("HBJ"), a publication of the Registrant, and a former reporter are co-defendants in an action filed December 7, 1989 in the District Court of Harris County, Texas by Al Fairfield. The plaintiff alleges libel arising out of an article printed December 26, 1988 and claims unspecified damages. Discovery is proceeding as an attempt by the parties to mediate the case failed. The Registrant believes any recovery should be within the Registrant's libel insurance coverage.

    The "Atlanta Business Chronicle" (the "Chronicle"), a publication of the Registrant, is the defendant in an action filed February 27, 1990 in the State Court of Fulton County, Georgia by Thomas Stalvey. The plaintiff alleges libel arising out of an article printed in April 1989 and claims unspecified damages. A summary judgment was granted in favor of the Chronicle on January 23, 1991. The plaintiff successfully appealed the summary judgment and the case is waiting for a trial date to be assigned. The Registrant believes any recovery should be within the Registrant's libel insurance coverage.

    The "Kansas City Business Journal", ("KCBJ"), a publication of the Registrant, is a defendant in an action filed July 19, 1993 in the Circuit Court of Jackson County, Missouri at Kansas City by John M. Chezik. The plaintiff alleges libel and false light arising out of an article published in the "Kansas City Business Journal" on August 2, 1991 and republished on December 31, 1991 and is claiming unspecified actual damages, plus punitive damages in excess of $1,000,000. The matter was settled by the parties in November 1994.

    The "Dallas Business Journal", ("DBJ"), a publication of the Registrant, is the defendant in an action filed November 16, 1993 in the District Court, Dallas County, Texas by James Dennis Allen. The plaintiff alleges libel arising out of two articles printed by DBJ on January 22, 1993 and September 3, 1993 and claims unspecified damages. The Registrant believes any recovery should be within Registrant's libel insurance coverage.

    DBJ is a defendant in an action filed May 10, 1994 in the District Court, Henderson County, Texas by Bill C. Hunter. The plaintiff alleges libel arising out of an article printed April 22, 1994 and claims unspecified damages. The Registrant believes any recovery should be within Registrant's libel insurance coverage.

    "Business First of Columbus" ("BFC"), a publication of the Registrant, and a reporter are co-defendants in an action filed August 24, 1994 in the Common Pleas Court of Franklin County, Ohio, by David T. McLaughlin Work Well Company and David T. McLaughlin. The plaintiffs allege libel arising out of an article printed August 30, 1993 in excess of $200,000 in damages. Registrant has filed a Motion for Summary Judgment. The Registrant believes any recovery should be within the Registrant's libel insurance coverage.

    The "Business Journal Serving San Jose and the Silicon Valley" ("SJBJ"), a publication of the Registrant, a reporter and other non-related companies and individuals, including the Maxtor Corporation, Gray Cary Ware & Freidenrich, a professional corporation, are defendants in an action filed December 12, 1994 in the Superior Court of the State of California for the County of Santa Clara by Peter Van Beckum. The plaintiff alleges libel out of an article published by SJBJ on May 23, 1994 and claims unspecified damages. The Registrant believes any recovery should be within Registrant's libel insurance coverage.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock trades on The NASDAQ Stock Market under the symbol "AMBJ." The Common Stock has been traded on The NASDAQ Stock Market since October 1, 1985. The following table sets forth the high and low last sale prices for the periods indicated as reported by The NASDAQ Stock Market. These market quotations reflect inter-dealer prices without retail mark-ups, mark-downs and commissions and have been adjusted for the 2 for 1 stock split in 1994.

                  1994               High        Low
                  --------------    -------    -------

                  First Quarter     $16-5/8    $14
                  Second Quarter     16-1/4     14-1/8
                  Third Quarter      16-3/4     14-3/4
                  Fourth Quarter     17         15-1/2

                  1993               High        Low
                  --------------    -------    -------

                  First Quarter     $ 9-1/2    $ 7-5/8
                  Second Quarter     11          8-3/4
                  Third Quarter      12-5/8     10-1/2
                  Fourth Quarter     14-1/2     12-1/8


    The policy of the Company is to retain earnings to provide funds for the operation and expansion of its business. Accordingly, the Company has never paid a cash dividend on its Common Stock. At March 19, 1995, there were approximately 1510 participants in security position listings, as defined in Rule 17Ad-8 under the Securities Act of 1934, for the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                        SELECTED FINANCIAL DATA <F1>
                                 For the Five Years Ended December 31, 1994
                                            1994          1993          1992          1991          1990
                                        ------------  ------------  ------------  ------------  ------------

Revenues                                $97,696,000   $86,672,000   $70,727,000   $68,712,000   $70,014,000
Operating expenses                       83,346,000    75,860,000    64,069,000    63,085,000    66,084,000
                                        ------------  ------------  ------------  ------------  ------------
Operating income                         14,350,000    10,812,000     6,658,000     5,627,000     3,930,000
Percent of revenues                            14.7%         12.5%          9.4%          8.2%          5.6%

Gain on sale of assets                            --            --            --            --    3,231,000
Interest expense - net                   (4,637,000)   (4,932,000)   (1,874,000)   (1,593,000)   (1,551,000)
Other income (expense)                     (582,000)       (5,000)       50,000        (7,000)      (63,000)
                                        ------------  ------------  ------------  ------------  ------------
Income before income taxes                9,131,000     5,875,000     4,834,000     4,027,000     5,547,000
Provision for income taxes                3,835,000     2,475,000       943,000       200,000       217,000
                                        ------------  ------------  ------------  ------------  ------------
Net income                                5,296,000     3,400,000     3,891,000     3,827,000     5,330,000
Preferred stock dividends                         --            --    1,926,000     2,032,000     2,187,000
                                        ------------  ------------  ------------  ------------  ------------

Income attributable
  to common stockholders                $ 5,296,000   $ 3,400,000   $ 1,965,000   $ 1,795,000   $ 3,143,000
                                        ============  ============  ============  ============  ============

Income per share <F2>
            - Primary                          $.74          $.50          $.29          $.27          $.45
            - Fully diluted                    $.71             --            --            --            --

Operating income before depreciation
  and amortization                      $19,860,000   $15,910,000   $10,636,000   $ 9,776,000   $ 7,890,000

AS OF DECEMBER 31:
 Total assets                           $92,130,000   $82,886,000   $76,077,000   $68,178,000   $67,257,000
 Long-term debt                          35,788,000    36,785,000    36,514,000    33,263,000    33,297,000
 Convertible Subordinated Debentures     31,878,000    31,878,000    31,878,000             --            --
 Stockholders' investment                (1,461,000)   (6,249,000)  (10,081,000)   20,541,000    19,764,000

PUBLICATIONS OWNED:
Business Journals                                28            27            26            26            25
Other                                             4             2             3             2             2
                                        ------------  ------------  ------------  ------------  ------------
                                                 32            29            29            28            27
                                        ============  ============  ============  ============  ============
-------------------------


<F1>     The comparability of this data is affected by (1) acquisitions in 1990, 1991, 1992, 1993 and 1994
         (see Note 2); (2) restatement of the consolidated financial statements for adoption in 1992 of SFAS
         109-Accounting For Income Taxes; and (3) the exchange on December 31, 1992 of the Convertible
         Preferred Stock for Convertible Subordinated Debentures (see Note 7).

<F2>     Adjusted for 2 for 1 stock split distributed April 29, 1994 to stockholders of record April 18, 1994 and for 5% stock dividend payable January 16, 1995 to stockholders of record December 15, 1994 (see
         Note 1).



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

    At December 31, 1994 the Company had a current ratio of 1.4:1 and over $17 million in cash and cash equivalents.

    The Company believes its existing liquidity and cash flow from operations is sufficient in 1995 to fund (a) interest ($5 million) and principal ($1 million) on long-term debt and convertible subordinated debentures; (b) capital additions of approximately $1.2 million for new production systems, computer software and hardware upgrades and miscellaneous items of furniture and equipment; (c) working capital requirements which are not expected to be significant; and (d) the $2,488,000 of federal income taxes relating to years prior to 1994 under the settlement initiative with the Internal Revenue Service as described in Note 5.

    The Company has no agreements in place for the extension of credit because no such arrangements are deemed necessary.

Results of Operations

  Comparison of 1994 to 1993

    Comparative operating results were modestly impacted by acquisitions in 1994 (see Note 2).

    Total revenues increased 12.7% in 1994 (11.6% excluding acquisitions). Advertising revenue increased 11.9% (11.2% excluding acquisitions) from increases in local and national advertising in the business journals and a 53.4% increase in advertising revenue in Winston Cup Scene. 24 of the 26 business journals operated throughout 1993 and 1994 increased advertising revenue. Advertising revenue, which comprised 77.1% of total revenue in 1994, is sensitive to changes in general economic conditions and a deterioration in the economy could have an adverse impact on this revenue source.

    Circulation revenue increased 16.3% (13.5% excluding acquisitions) from increases in paid circulation and rate increases. Paid circulation of the business journals increased 3.8% for the year and was 327,788 (including Austin) at December 31, 1994. Paid circulation of Winston Cup Scene increased 13.5% to 119,844 at year end.

    Other revenue increased 10.4% (9.8% excluding acquisitions) from increased advertising in non-newspaper publications.

    Total operating expenses increased 9.9% (7.7% excluding acquisitions). Excluding acquisitions, percentage increases by expense category were; editorial - 8.0%, sales - 4.7%, circulation - 9.3%, production - 11.8%, administration - 7.5% and depreciation and amortization - 3.5%. The increase in editorial and administration is from normal compensation increases, increased training and a small increase in total staff. Increased sales expense is from commissions on additional volume partially offset by reduced promotional activity. Excluding Winston Cup Scene which had increases in circulation and production expenses of 32.8% and 30.6%, respectively, as a result of increased volume, circulation expenses increased 5.8% primarily from increased volume and production expenses increased 9.8% from increased volume, additional focus and special sections and compensation increases. Increases in newsprint prices did not have a significant impact on operating results for 1994 and are not expected to materially impact 1995's results as newsprint is not a significant component of total operating expenses. The increase in depreciation and amortization is related to capital additions in 1993 and 1994.

    Operating income increased $3,538,000 or 32.7% primarily as a result of the increases in advertising and circulation revenue. In 1994, 32.1% of the increase in total revenue was added to operating income vs. 26.1% in 1993. Operating income as a percent of total revenue increased from 12.5% in 1993 to 14.7% in 1994.

    Interest expense increased $19,000 from modest changes in debt outstanding and an increase, in the fourth quarter of the year, in the interest rate on the Company's $20 Series Promissory Notes to 8 1/2%.

    Interest income increased $314,000 from increased yield and a higher level of invested funds.

    Other expense includes $554,000 representing the Company's share of joint venture losses (see Note 2) on the BIZ publication which was discontinued in January 1995.

    The provision for income taxes was based on a 42% effective rate in both 1993 and 1994. A reconciliation of this rate to the statutory rate is set forth in Note 5.

  Comparison of 1993 to 1992

    The comparative operating results are impacted by the acquisition of Winston Cup Scene on December 31, 1992 and by the acquisition of the San Jose Business Journal on March 1, 1993 (see Note 2). Both acquisitions were accounted for as purchases and the operating results for 1993 include Winston Cup Scene for the entire year and the San Jose Business Journal for ten months.

    Total revenue increased 22.5% in 1993 (9.9% excluding acquisitions). Advertising revenue increased 20.0% (11.5% excluding acquisitions) from increases in both local and national advertising aided by an improving economy. 23 of the 26 business journals operated throughout 1993 and 1992 increased advertising revenue. Advertising revenue, which comprised 77.7% of total Company revenue in 1993, is sensitive to change in economic conditions and a deterioration of the overall economy could have an adverse impact on this revenue source.

    Circulation revenue increased 38.0% primarily from the inclusion of Winston Cup Scene where circulation revenue comprises 65.0% of total revenue. Excluding acquisitions, circulation revenue increased 5.4% from a 3.7% increase in paid circulation and modest rate increases. Paid circulation was 312,952 (includes San Jose Business Journal) at December 31, 1993 compared to 288,724 at
December 31, 1992.

    Other revenue increased 7.4% primarily from including acquisitions.

    Total operating expenses increased 18.4% (6.3% excluding acquisitions). Excluding acquisitions, percentage increases by expense category were; editorial - 3.2%, sales - 12.2%, circulation - 9.1%, production - 7.8% and administration - 4.7%. Depreciation and amortization declined 9.4%. The increase in editorial and administration expenses is from normal compensation increases. The increase in sales expense is from commissions on an 11.5% increase in advertising sales and increased promotional activity. The increase in circulation expense is from compensation increases, increased volume from a 3.7% increase in paid circulation and increased promotional activity. The increase in production expense is from compensation increases and increased volume.

    Operating income increased $4,154,000 or 62.4%. Excluding acquisitions, operating income increased 44.5% primarily from the increase in advertising revenue.

    Interest expense increased $2,129,000. The increase resulted primarily from $1,913,000 of interest on the convertible subordinated debentures (the preferred stock was converted to subordinated debentures effective December 31, 1992, see Note 7) and $262,000 of interest on the note issued in connection with the acquisition of Winston Cup Scene on December 31, 1992 (see Note 2).

    Interest income declined $929,000 primarily from a reduced level of invested funds. The Company used $17,325,000 of cash and a $4,610,000 interest bearing note for acquisitions (see Note 2) and there was a slight decline in the average rate on invested funds.

    The effective income tax rate increased from 19.5% in 1992 to 42.1% in 1993 from utilization of remaining tax loss carryovers in 1992 (see Note 5 for the components of income tax expense).

    The preferred stock dividends in 1992 are classified as interest expense in 1993 as a result of the conversion on December 31, 1992 of the preferred stock to subordinated debentures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS                                             PAGE
-----------------------------------------------------------------------  ------

Consolidated Statement of Income for the Three Years Ended
  December 31, 1994                                                          15

Consolidated Balance Sheets at December 31, 1994 and 1993                16, 17

Consolidated Statement of Stockholder's Investment for the Three Years
  Ended December 31, 1994                                                    18

Consolidated Statement of Cash Flows for the Three Years Ended
  December 31, 1994                                                          19

Notes to Consolidated Financial Statements                                   20
    (1)  Significant Accounting Policies                                     20
    (2)  Acquisitions                                                        21
    (3)  Intangibles and Other Assets                                        22
    (4)  Long-Term Debt                                                      23
    (5)  Income Taxes                                                        24
    (6)  Lease Commitments                                                   26
    (7)  Capital Stock and Convertible Subordinated Debentures               26
    (8)  Commitments and Contingencies                                       27
    (9)  Unaudited Quarterly Data                                            28

Statement of Management Responsibility                                       29

Report of Independent Public Accountants                                     30

For the Three Years Ended December 31, 1994
     VIII -- Valuation and Qualifying Accounts                               31


All other schedules have been omitted as the information is either not required or is included in the Consolidated Financial Statements or notes hereto.

                                      CONSOLIDATED STATEMENT OF INCOME
                            FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                            ----------------------------------------------------
                                                                       1994          1993          1992
                                                                   ------------  ------------  ------------

REVENUES:
    Advertising                                                     $75,357,000   $67,314,000   $56,107,000
    Circulation                                                      19,186,000    16,502,000    11,960,000
    Other                                                             3,153,000     2,856,000     2,660,000
                                                                    ------------  ------------  ------------
                                                                     97,696,000    86,672,000    70,727,000
                                                                    ------------  ------------  ------------

OPERATING EXPENSES:
    Editorial                                                        14,328,000    13,016,000    11,665,000
    Sales                                                            18,638,000    17,575,000    14,734,000
    Circulation                                                      12,525,000    11,241,000     8,515,000
    Production                                                       14,467,000    12,490,000    10,172,000
    Administration                                                   17,878,000    16,440,000    15,005,000
    Depreciation and amortization                                     5,510,000     5,098,000     3,978,000
                                                                    ------------  ------------  ------------
                                                                     83,346,000    75,860,000    64,069,000
                                                                    ------------  ------------  ------------
OPERATING INCOME                                                     14,350,000    10,812,000     6,658,000
                                                                    ------------  ------------  ------------

OTHER INCOME (EXPENSE):
    Interest expense and discount amortization                       (5,260,000)   (5,241,000)   (3,112,000)
    Interest income                                                     623,000       309,000     1,238,000
    Other (Note 2)                                                     (582,000)       (5,000)       50,000
                                                                    ------------  ------------  ------------
                                                                     (5,219,000)   (4,937,000)   (1,824,000)
                                                                    ------------  ------------  ------------
INCOME BEFORE PROVISION FOR INCOME TAXES                              9,131,000     5,875,000     4,834,000

PROVISION FOR INCOME TAXES (Note 5)                                   3,835,000     2,475,000       943,000
                                                                    ------------  ------------  ------------
NET INCOME                                                            5,296,000     3,400,000     3,891,000

PREFERRED STOCK DIVIDENDS                                                     --            --    1,926,000
                                                                    ------------  ------------  ------------

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS                      $ 5,296,000   $ 3,400,000   $ 1,965,000
                                                                    ============  ============  ============

INCOME PER SHARE (Note 1) -- Primary                                       $.74          $.50          $.29
                          -- Fully diluted                                 $.71             --            --

WEIGHTED AVERAGE SHARES OUTSTANDING (Note 1)
                     -- Primary                                       7,154,000     6,779,000     6,733,000
                     -- Fully diluted                                 9,152,000             --            --
-------------------------

                  The accompanying notes are an integral part of this financial statement.

                                         CONSOLIDATED BALANCE SHEET
                                      AS OF DECEMBER 31, 1994 AND 1993
                                      --------------------------------

                                                   ASSETS
                                                   ------
                                                                                     1994          1993
                                                                                 ------------  ------------

CURRENT ASSETS:
    Cash and cash equivalents (Note 8)                                            $17,815,000   $13,992,000
    Accounts receivable, net of allowance for uncollectible accounts of
      $462,000 in 1994 and $399,000 in 1993                                        13,205,000    10,822,000
    Prepaid expenses                                                                  668,000       616,000
    Deferred income taxes (Note 5)                                                    476,000       676,000
                                                                                  ------------  ------------
        Total current assets                                                       32,164,000    26,106,000

FURNITURE AND EQUIPMENT                                                            12,487,000    11,347,000
    Less - Accumulated depreciation                                                (8,015,000)   (7,350,000)
                                                                                  ------------  ------------
                                                                                    4,472,000     3,997,000
DEFERRED INCOME TAXES (Note 5)                                                      2,094,000             --

INTANGIBLES AND OTHER ASSETS, principally cost in excess of assets acquired
  (Notes 2 and 3)                                                                  53,400,000    52,783,000
                                                                                  ------------  ------------
        Total assets                                                              $92,130,000   $82,886,000
                                                                                  ============  ============


                     The accompanying notes are an integral part of this balance sheet.


                                         CONSOLIDATED BALANCE SHEET
                                      AS OF DECEMBER 31, 1994 AND 1993
                                      --------------------------------

                                  LIABILITIES AND STOCKHOLDERS' INVESTMENT
                                  ----------------------------------------
                                                                                     1994          1993
                                                                                 ------------  ------------

CURRENT LIABILITIES:
    Current portion of long-term debt (Note 4)                                    $   934,000   $   983,000
    Accounts payable                                                                2,738,000     2,049,000
    Accrued payroll and payroll taxes                                               2,211,000     1,373,000
    Other accrued liabilities                                                       1,335,000     1,254,000
    Deferred subscription revenue                                                  12,867,000    10,741,000
    Accrued income taxes (Note 5)                                                   3,163,000       739,000
                                                                                  ------------  ------------
        Total current liabilities                                                  23,248,000    17,139,000

LONG-TERM DEBT (Note 4)                                                            35,788,000    36,785,000
DEFERRED SUBSCRIPTION REVENUE                                                       2,677,000     2,443,000
DEFERRED INCOME TAXES (Note 5)                                                              --      890,000
CONVERTIBLE SUBORDINATED DEBENTURES                                                31,878,000    31,878,000
COMMITMENTS AND CONTINGENCIES  (Notes 5, 6 and 8)
STOCKHOLDERS' INVESTMENT:
    Serial Preferred Stock, $.01 par value - 2,500,000 shares authorized;
      No shares issued                                                                      --            --
    Common stock, $.01 par value-30,000,000 shares authorized; 7,216,000 and
      10,246,000 shares issued; 6,539,000 and 6,484,000 shares outstanding             72,000        51,000
    Paid-in capital                                                                 7,691,000    43,550,000
    Accumulated deficit                                                            (1,856,000)   (7,152,000)
                                                                                  ------------  ------------
                                                                                    5,907,000    36,449,000
    Treasury stock, 677,000 and 3,762,000 common shares at cost                    (7,368,000)  (42,698,000)
                                                                                  ------------  ------------
        Total stockholders' investment                                             (1,461,000)   (6,249,000)
                                                                                  ------------  ------------
        Total liabilities and stockholders' investment                            $92,130,000   $82,886,000
                                                                                  ============  ============


                     The accompanying notes are an integral part of this balance sheet.


                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
                            FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                            ----------------------------------------------------
                                                  (Note 7)
                                      Preferred       Common        Paid-In      Accumulated      Treasury
                                        Stock         Stock         Capital        Deficit          Stock
                                    ------------  ------------  -------------  --------------  -------------

BALANCE AT DECEMBER 31, 1991        $    16,000   $    51,000   $ 80,072,000   ($ 12,517,000)  ($47,081,000)
   Issuance of common stock,
     26,000 shares                                                   172,000                         90,000
   Purchase of treasury stock,
     48,804 preferred shares
     at cost                                                                                       (968,000)
   Exchange of convertible
     subordinated debentures
     for convertible preferred
     stock                              (16,000)                 (36,978,000)                     5,113,000
   Net income                                                                      3,891,000
   Preferred stock dividends
     ($1.50 per share)                                                            (1,926,000)
                                    ------------  ------------  -------------  --------------  -------------
BALANCE AT DECEMBER 31, 1992                  --       51,000     43,266,000     (10,552,000)   (42,846,000)
                                    ------------
   Issuance of common stock,
     57,060 shares                                                   284,000                        148,000
     Net income                                                                     3,400,000
                                                  ------------  -------------  --------------  -------------
BALANCE AT DECEMBER 31, 1993                           51,000     43,550,000      (7,152,000)   (42,698,000)
   Issuance of common stock,
     185,295 shares                                                  604,000                        931,000
   Retirement of treasury
     stock, 3,110,646 shares                          (15,000)   (36,427,000)                    36,442,000
   Split of common stock (2 for 1)
     -- par value of shares issued                     36,000        (36,000)
   Purchase of treasury stock,
     131,279 common shares at cost                                                               (2,043,000)
   Net income                                                                      5,296,000
                                                  ------------  -------------  --------------  -------------
BALANCE AT DECEMBER 31,1994                       $    72,000   $  7,691,000   ($  1,856,000)  ($ 7,368,000)
                                                  ============  =============  ==============  =============


                  The accompanying notes are an integral part of this financial statement.


                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                            FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                            ----------------------------------------------------
                                                                     1994            1993           1992
                                                                 ------------    ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                  $ 5,296,000     $ 3,400,000    $ 3,891,000
     Adjustments to reconcile net income to net cash
       provided by operating activities -
          Depreciation and amortization                            5,510,000       5,098,000      3,978,000
          Provision for bad debts                                    593,000         670,000        523,000
          Loss on sale of assets                                      58,000          46,000         36,000
          Net activity from trades                                   (25,000)         10,000        (32,000)
          Recognized imputed interest                                267,000         238,000        215,000
     Changes in assets and liabilities, net of assets
       acquired --
          Increase in accounts receivable and other current
            assets                                                (3,027,000)     (2,028,000)    (1,197,000)
          (Increase) decrease in intangibles and other assets         15,000         965,000     (1,243,000)
          Increase (decrease) in accounts payable and
            accrued expenses                                       1,179,000        (663,000)      (691,000)
          Increase in deferred subscription revenue                1,295,000         458,000      1,693,000
                                                                 ------------    ------------   ------------
               Net cash provided by operating activities          11,161,000       8,194,000      7,173,000
                                                                 ------------    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                      1,535,000         432,000        262,000
     Purchase of treasury stock                                   (2,043,000)              --      (968,000)
     Payment of preferred stock dividends                                  --              --    (1,926,000)
     Payment of long-term debt                                    (1,738,000)       (615,000)      (210,000)
                                                                 ------------    ------------   ------------
               Net cash used for financing activities             (2,246,000)       (183,000)    (2,842,000)
                                                                 ------------    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of assets                                        (3,100,000)     (6,325,000)   (11,000,000)
     Capital expenditures                                         (1,992,000)     (2,116,000)      (960,000)
                                                                 ------------    ------------   ------------
               Net cash used for investing activities             (5,092,000)     (8,441,000)   (11,960,000)
                                                                 ------------    ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               3,823,000        (430,000)    (7,629,000)

CASH AND CASH EQUIVALENTS, beginning of year                      13,992,000      14,422,000     22,051,000
                                                                 ------------    ------------   ------------

CASH AND CASH EQUIVALENTS, end of year                           $17,815,000     $13,992,000     $14,422,000
                                                                 ============    ============   ============


                  The accompanying notes are an integral part of this financial statement.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994, 1993 AND 1992
                   ------------------------------------------

(1) SIGNIFICANT ACCOUNTING POLICIES

    (a) Basis of Presentation and Consolidation -- The financial statements include American City Business Journals, Inc. and its wholly owned subsidiaries (the Company) with all significant intercompany accounts and transactions eliminated. The cost ($925,000 in 1993 and $892,000 in 1992) of printing certain special publications has been reclassified from editorial to production expense consistent with 1994.

    (b) Revenue Recognition -- Circulation (subscription) revenue is deferred and recognized as income on a pro-rata basis over the subscription period, which is generally one to three years. Advertising revenue is recognized when the advertisement is published.

    (c) Furniture and Equipment -- Furniture and equipment is stated at cost and depreciated over its estimated useful life (5 years) on the straight-line method. Maintenance and repairs are expensed as incurred.

    (d) Non-monetary Transactions -- The Company sells advertising space in its publications in return for goods and services. Trade revenue is recorded at the market value of the advertising space provided when the advertisements are published and trade expense is charged to operations when the goods or services are received or the time limit on the trade has expired.

    (e) Statement of Cash Flows -- The Company invests all excess cash in U.S. Treasury Securities, institutional trust accounts, certificates of deposit and money market accounts and considers these amounts cash equivalents. Interest payments were $5,006,000, $4,942,000, and $2,898,000, in 1994, 1993, and 1992, respectively. Income taxes paid were $3,915,000, $2,018,000, and $1,155,000 in 1994, 1993, and 1992,
         respectively.

    (f) Employee Benefits -- The Company maintains a Section 401(k) plan which allows for employee elective contributions and employer profit sharing contributions. The discretionary profit sharing contributions are determined by the Board of Directors. In 1993 the Company began a matching program of 25% of employee elective contributions limited to 4% of salary. Total expense of the profit sharing and matching program was $175,000 in 1992, $228,000 in 1993 and $223,000 in 1994.

    (g) Per Share Data -- Earnings per share are based on the weighted average number of common and common equivalent shares outstanding during the respective periods adjusted retroactively for a 2 for 1 common stock split distributed as a common stock dividend April 29, 1994 to stockholders of record April 18, 1994 and for a 5% common stock dividend payable January 16, 1995 to stockholders of record December 15, 1994. Fully diluted computations assume conversion of the convertible subordinated debentures at the beginning of the period.

(2) ACQUISITIONS

On December 31, 1992 the Company acquired Winston Cup Scene for $15,000,000 consisting of $11,000,000 cash and a $4,000,000 note payable over 5 years with 7% interest. The purchase price plus $2,680,000 of subscription liabilities assumed was allocated to the assets based upon an independent appraisal with the excess ($12,216,000) charged to goodwill.

On March 1, 1993 the Company acquired the San Jose Business Journal. The purchase price of $11,617,000 consisted of a $6,325,000 cash payment, forgiveness of a note receivable and accrued interest thereon in the total amount of $5,232,000 and $60,000 of acquisition expenses. The purchase price plus $456,000 of net liabilities assumed was less than the appraised value of the business as determined by an independent appraisal. The excess ($9,278,000) of the purchase price over the appraised value of the assets acquired was charged to goodwill.

If these transactions had occurred on January 1, 1992, unaudited pro forma results of operations for 1992 would have been as follows:


         Revenues                                          $79,002,000
         Income attributable to common stockholders        $ 1,752,000
         Income per share                                         $.26


A note receivable at December 31, 1992 of $4,610,000 due May 31, 1993 from MCP, Inc. less a $2,305,000 valuation reserve and accrued interest thereon was cancelled and the litigation between the Company and MCP, Inc. was dismissed as part of the San Jose acquisition. The valuation reserve, which was established in prior years, was restored to non-operating income and was substantially offset by the expense of a consulting and non-competition agreement with the former president and a provision for discontinuing certain unprofitable publications.

The Company entered into a 50/50 joint venture with Dow Jones & Company, Inc. in October 1993 to publish a monthly magazine, beginning in 1994, targeted to the country's fastest growing small businesses. The Company's share ($554,000) of the joint venture loss in 1994 is included in other non-operating expense. This publication was discontinued in January 1995.

In 1994 the Company acquired Winston Cup Illustrated magazine (September 1), The Austin Business Journal (October 1) and On Track magazine (October 21) for an aggregate purchase price of $3,525,000 comprised of $3,100,000 in cash, $300,000 in notes and $125,000 in non-competition agreements. The excess ($2,314,000) of the purchase price plus the liabilities assumed ($1,077,000) over the appraised value of the assets acquired was charged to goodwill. If these transactions had occurred at the beginning of the year they would not have had a material impact on the results of operations.

(3) INTANGIBLES AND OTHER ASSETS

Intangible assets are amortized using the straight-line method and include the following:

                                               December 31,
                                       --------------------------
                                                                   Amortization
                                           1994          1993         Period
                                       ------------  ------------  ------------

Goodwill                               $47,335,000   $45,012,000       40 years
Advertising base                        11,745,000    10,700,000     5-15 years
Subscription base                        7,038,000     6,652,000     5-12 years
Noncompete agreements and other          6,513,000     5,680,000     3-20 years
                                       ------------  ------------
                                        72,631,000    68,044,000
Less-Accumulated amortization          (19,231,000)  (15,261,000)
                                       ------------  ------------
                                       $53,400,000   $52,783,000
                                       ============  ============


Annually, the Company evaluates the recoverability of goodwill and other intangible assets by comparing the recorded amount to the estimated cash flows from either operations or disposition of the publishing property. If the estimated cash flows is less than the recorded amount an impairment loss would be recognized.

(4) LONG-TERM DEBT

Long-term debt is as follows:

                                                                                          December 31,
                                                                                  --------------------------
                                                                                      1994          1993
                                                                                  ------------  ------------

$20.00 Series Promissory Notes, due 1999, interest payable monthly at prime rate
  (minimum 8%, maximum 12%, 8 1/2% at December 31, 1994), less $1,603,000 and
  $1,841,000 unamortized discount; secured by common stock and assets of nine
  business journals (combined assets of $19,080,000 at December 31, 1994)         $32,996,000   $32,758,000

$3.00 Series Promissory Notes, 6% interest, due 1999, non-compete and capital
  lease obligations, less $180,000 and $208,000 unamortized discount                  971,000     1,525,000

7% Unsecured Note payable $200,000 quarterly including interest until
  December, 1997                                                                    2,755,000     3,485,000
                                                                                  ------------  ------------
                                                                                   36,722,000    37,768,000

Less-Current maturities                                                              (934,000)     (983,000)
                                                                                  ------------  ------------
                                                                                  $35,788,000   $36,785,000
                                                                                  ============  ============


Scheduled maturities during the next five years are as follows:

                 Year
                 -------------------------

                 1995                         $   934,000
                 1996                           1,003,000
                 1997                           1,058,000
                 1998                             247,000
                 1999                          35,263,000
                                              -----------
                                               38,505,000
                 Less-unamortized discount     (1,783,000)
                                              -----------
                                              $36,722,000
                                              ===========


(5) INCOME TAXES

The components of the net deferred tax asset are as follows:

                                                                                          December 31,
                                                                                  --------------------------
                                                                                      1994          1993
                                                                                  ------------  ------------
Current deferred taxes:
     Gross assets excluding net operating loss carryforwards and alternative
       minimum tax credit carryforwards                                            $  716,000      $581,000
     Gross liabilities                                                               (240,000)     (211,000)
     Alternative minimum tax credit carryforwards                                           --      306,000
                                                                                  ------------  ------------

          Net current deferred tax asset                                              476,000       676,000
                                                                                  ------------  ------------

Noncurrent deferred taxes:
     Gross assets excluding net operating loss carryforwards and alternative
       minimum tax credit carryforwards                                             2,153,000       361,000
     Gross liabilities                                                               (271,000)   (1,459,000)
     Net operating loss carryforwards                                                 212,000       208,000
                                                                                  ------------  ------------
          Net noncurrent deferred tax asset (liability)                             2,094,000      (890,000)
                                                                                  ------------  ------------
Net deferred tax asset (liability)                                                $ 2,570,000   ($  214,000)
                                                                                  ============  ============

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                                                          December 31,
                                                                                  --------------------------
                                                                                      1994          1993
                                                                                  ------------  ------------

Accelerated tax depreciation                                                      ($  230,000)  ($  173,000)
Bad debt-specific write-off                                                           130,000       102,000
Accrued vacation pay                                                                  280,000       242,000
Prepaid expenses                                                                     (230,000)     (207,000)
Amortization of intangibles                                                         1,755,000    (1,219,000)
Non-competition and consulting agreements                                             407,000       485,000
Other                                                                                 246,000        42,000
Alternative minimum tax credit carryforwards                                                --      306,000
Net operating loss carryforwards                                                      212,000       208,000
                                                                                  ------------  ------------
Net deferred tax asset (liability)                                                $ 2,570,000   ($  214,000)
                                                                                  ============  ============


Following are the components of the federal and state income tax provision:

                                                 1994                    1993                    1992
                                       ----------------------  ----------------------  ---------------------
                                         Federal      State      Federal      State      Federal      State
                                       -----------  ---------  -----------  ---------  -----------  --------

Currently payable                      $3,084,000   $604,000   $1,819,000   $400,000   $  463,000   $19,000
Deferred exclusive of items below        (137,000)   (25,000)  (1,199,000)  (183,000)     431,000    27,000
Net operating loss carryforwards            2,000      1,000      518,000     79,000    1,404,000    90,000
Change in valuation allowance                   --         --           --         --    (746,000)  (49,000)
Alternative minimum tax credit
  carryforwards                           306,000          --    1,086,000         --    (696,000)        --
Other                                           --         --     (43,000)    (2,000)           --        --
                                       -----------  ---------  -----------  ---------  -----------  --------
Total income tax provision             $3,255,000   $580,000   $2,181,000   $294,000   $  856,000   $87,000
                                       ===========  =========  ===========  =========  ===========  ========


The provision for federal income taxes differs from that computed at the statutory corporate tax rate as follows:

                                                                        1994          1993          1992
                                                                    ------------  ------------  ------------

Federal income tax at statutory rate                                 $3,105,000    $1,998,000    $1,644,000
Benefit of state income taxes                                          (279,000)     (178,000)     (100,000)
Tax effect of:
    Goodwill amortization                                               199,000       202,000       203,000
    Other permanent differences                                         230,000       159,000      (145,000)
Change in valuation allowance                                                 --            --     (746,000)
                                                                    ------------  ------------  ------------
Federal income tax provision                                         $3,255,000    $2,181,000    $  856,000
                                                                    ============  ============  ============


    As of December 31, 1994, the Company and certain of its subsidiaries have remaining tax net operating loss carryforwards of $530,000. Under current income tax law, these carryforwards may be used to reduce future taxable income of the companies generating the carryforwards and expire in years 2000 through 2002. The tax effect of these carryforwards is recognized as a deferred tax asset of $212,000 at December 31, 1994.

    In November 1994 the Company agreed to participate in a settlement initiative proposed by the Internal Revenue Service ("IRS") whereby the Company agreed to extend the useful lives of certain intangible assets. Under this settlement initiative, the Company has agreed, subject to final IRS approval, to pay $2,488,000 in additional income taxes for years prior to 1994 which will be recovered in future years from additional income tax deductions for intangibles amortization. Management estimates that approximately 75% of this amount will be recovered over the next 9 years. Participation in the settlement initiative had no impact on operating results for 1994 and the $2,488,000 is included in income taxes currently payable and as a deferred tax asset in the December 31, 1994 balance sheet.


(6) LEASE COMMITMENTS

    In addition to office space, the Company also leases various equipment under operating leases. Future minimum payments are as follows:

             Year                                    Amount
             -------------------------------      -----------

             1995                                 $ 2,986,000
             1996                                   2,676,000
             1997                                   2,265,000
             1998                                   1,820,000
             1999                                   1,091,000
             Thereafter                               785,000
                                                  -----------
             Total minimum lease commitments      $11,623,000
                                                  ===========


    Total rent expense for the years ended December 31, 1994, 1993 and 1992 was approximately $2,863,000, $2,944,000 and $2,731,000, respectively.

    The Company utilizes common headquarters office space and a common phone system with a partnership that is the Company's principal stockholder. The cost of each is allocated based on actual usage.


(7) CAPITAL STOCK AND CONVERTIBLE SUBORDINATED DEBENTURES

    The Company's Directors authorized the exchange of 6% Convertible Subordinated Debentures ("the Debenture") for the Convertible Exchangeable Preferred Stock ("the Preferred Stock") effective December 31, 1992. Each share of Preferred Stock was exchanged for a Debenture in the principal amount of $25 due December 31, 2011 with interest at 6% payable semi-annually. Each Debenture is convertible, at the holder's option, into 1.567167 shares of Common Stock, the same conversion rate as the Preferred Stock. At the date of exchange, there were 1,275,131 shares of Preferred Stock outstanding. The Debentures require annual sinking fund payments of $1,969,000 beginning in 1996; however, Preferred Stock repurchases are credited toward sinking fund payments and previous repurchases made by the Company fulfills its sinking fund requirements until 2000.

    In March 1994 the Directors authorized the retirement of 3,110,646 shares of common stock held as treasury stock. The excess ($36,427,000) of the cost of the shares retired over their par value was charged to paid-in capital.

    On May 20, 1994 the stockholders approved an amendment to the Company's Articles of Incorporation to increase the authorized shares of common stock from 10,000,000 shares to 30,000,000 shares.

    On April 7, 1994 the Company split its common stock 2 for 1 in the form of a common stock dividend distributed April 29, 1994 to stockholders of record April 18, 1994. The consolidated financial statements and per share data have been adjusted to retroactively reflect the increase in outstanding shares.

    On December 1, 1994 the Directors declared a 5% common stock dividend payable January 16, 1995 to stockholders of record December 15, 1994. Per share data has been adjusted retroactively to reflect the additional shares.

    In 1992, 1993 and 1994 the Company granted options to purchase 92,610, 102,480 and 56,805 shares, respectively, of common stock under the Employee Stock Purchase Plan at an option price of the lower of $7.09, $8.50 and $12.34 per share, respectively, or 85% of the market price on date of exercise. Options were exercised for 27,090 shares in 1992, 37,800 shares in 1993 and 84,310 shares in 1994. Options for 14,495 shares have expired and options for 55,020 shares were outstanding at December 31, 1994.

    The Company has granted options to certain officers and key employees to purchase shares of common stock at an option price equal to the fair market value at date of grant. The options granted become exercisable in one year. At December 31, 1994 there were 581,700 shares under option at an option price of from $5.24 to $14.93 per share (average of $9.12 per share) of which options for 573,300 shares were exercisable at an option price of from $5.24 to $12.27 per share (average of $9.04 per share). Options were exercised for 13,650 shares at $6.01 per share (average) in 1992, 22,050 shares at $7.71 per share (average) in 1993 and 110,250 shares at $7.35 per share (average) in 1994. Options for 2,100 shares in 1992 and 423,150 shares in 1993 were canceled and the option price ranged from $5.24 to $10.83 per share. All option shares and prices have been adjusted retroactively for the stock split and stock dividend in 1994.

    In June, 1994 the Directors authorized the purchase of 100,000 shares of common stock in the open market. At December 31, 1994 the Company had purchased as treasury stock 65,100 shares at a cost of $1,001,000. The Directors also authorized the purchase in December 1994 of 66,179 shares of common stock from the Company's section 401(k) plan at a cost of $1,042,000 which was based on the average market price for the preceding month.


(8) COMMITMENTS AND CONTINGENCIES

    The Company has various lawsuits outstanding incidental to its operations. Management believes the outcome of this litigation will not have a material adverse effect on the financial position or operating results of the Company.

    In connection with the purchase of Business Journal Publications Corporation (BJPC) in 1986, the Company granted certain rights to a former major stockholder of BJPC, which included a call option to acquire 20% of the issued and outstanding stock in St. Louis Business Journal Corp. and St. Louis Magazine, Inc., for $1,600,000, a put option to require the Company to repurchase the 20% interest at fair market value plus a contingent option to acquire the remaining 80% in the event any person or group of persons, other than the then principal stockholders, control in excess of 40% of the Company's common stock, as well as a right of first refusal if the publications are sold.

During 1989 this agreement was amended whereby the former BJPC stockholder agreed not to exercise the contingent option or the put option for a period of 3 years in exchange for an amendment of the right to put the 20% option to the Company. This agreement was extended for an additional 3 years in 1992. The Company has issued a letter of credit of $1,500,000, backed by $1,500,000 in certificates of deposit, to secure its obligations under this agreement.


(9) UNAUDITED QUARTERLY DATA

Following is a summary of unaudited quarterly results for the years ended December 31, 1994 and 1993:

                           March 31      June 30     September 30  December 31
                         ------------  ------------  ------------  ------------
                                               (Unaudited)

1994
-----------------------

Revenues                 $20,578,000   $24,099,000   $23,572,000   $29,447,000
Operating income           1,279,000     3,922,000     3,314,000     5,835,000
Net income                    30,000     1,597,000     1,154,000     2,515,000
Income per share:
     Primary                       --         $.23          $.16          $.35
     Fully diluted                 --         $.21           N/A          $.31

1993
-----------------------

Revenues                 $18,105,000   $21,854,000   $21,673,000   $25,040,000
Operating income             767,000     3,111,000     2,632,000     4,302,000
Net income (loss)           (296,000)    1,158,000       766,000     1,772,000
Income (loss) per share
  -- primary                   ($.04)         $.17          $.11          $.26


                     Statement of Management Responsibility

    Management is primarily responsible for the preparation, accuracy and integrity of the financial information presented in this annual report. The financial statements have been prepared in accordance with generally accepted accounting principles and, of necessity, include amounts that are based on management's best estimates and judgments.

    The Company maintains a system of internal accounting control designed to provide reasonable assurance of the reliability of financial records and the safeguard of assets. The controls are based on established policies and procedures, are implemented by qualified people and are monitored by a financial review program and internal and independent audits.

    The independent accountants were engaged to perform an audit of the consolidated financial statements which provides an objective review of management's responsibility to report operating results and financial position. They review and make tests as appropriate of the data included in the financial statements and this report.

    The Board of Directors, through its Audit Committee, is responsible for an oversight role with respect to the Company's financial statements and internal controls. The Audit Committee meets periodically with management and independent accountants to discuss auditing, accounting and financial matters. The independent accountants and internal auditors have direct access to the Audit Committee to discuss the scope and results of their work as well as any other matters concerning internal accounting controls and financial reporting.


    Ray Shaw                                  Grant L. Hamrick
    Chairman of the Board                     Senior Vice President
    and Chief Executive Officer               and Chief Financial Officer

                    Report of Independent Public Accountants

To the Stockholders of
American City Business Journals, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in American City Business Journals, Inc. (a Delaware corporation) and Subsidiaries' annual report to shareholders, included with this Form 10-K, and have issued our report thereon dated
February 10, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Schedule VIII is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all materials respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                         ARTHUR ANDERSEN LLP

Charlotte, North Carolina,
February 10, 1995.

                                    AMERICAN CITY BUSINESS JOURNALS, INC.

                                      VALUATION AND QUALIFYING ACCOUNTS
                            FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                            ----------------------------------------------------
                                                                     Collection
                                         Balance at    Charged      of Accounts    Accounts       Balance
                                        Beginning of  (Credited)     Previously     Written      at End of
                                           Period      to Income    Written Off       Off          Period
                                        ------------  ------------  ------------  ------------  ------------

ACCOUNTS RECEIVABLE -- ALLOWANCE
  FOR UNCOLLECTIBLE ACCOUNTS:

For the year ended December 31, 1994    $   399,000   $   593,000   $   313,000   $   843,000   $   462,000
                                        ============  ============  ============  ============  ============

For the year ended December 31, 1993    $   305,000   $   670,000   $   275,000   $   851,000   $   399,000
                                        ============  ============  ============  ============  ============

For the year ended December 31, 1992    $   465,000   $   522,000   $   320,000   $ 1,002,000   $   305,000
                                        ============  ============  ============  ============  ============

NOTES RECEIVABLE -- ALLOWANCE FOR
  UNCOLLECTIBLE ACCOUNTS:

For the year ended December 31, 1994    $         0             --            --  $         0   $         0
                                        ============  ============  ============  ============  ============

For the year ended December 31, 1993    $ 2,305,000   ($2,305,000)            --            --  $         0
                                        ============  ============  ============  ============  ============

For the year ended December 31, 1992    $ 2,822,000             --            --  $   517,000   $ 2,305,000
                                        ============  ============  ============  ============  ============


ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is incorporated herein by reference to "Election of Directors," "Executive Officers," and compliance with Section 16(a) of the Exchange Act of the Registrant's Proxy Statement for the 1995 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 11.     EXECUTIVE COMPENSATION

    The information required by this Item is incorporated herein by reference to "Executive Compensation" (specifically exclusive of disclosures in such section relating to Item 402(i), (k), and (l) of Regulation S-K) of the Registrant's Proxy Statement for the 1995 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT

    The information required by this Item is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners, Directors and Management" of the Registrant's Proxy Statement for the 1995 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated herein by reference to "Transactions with Management," "Executive Compensation, Compensation Committee Interlocks, and Insider Participation" of the Registrant's Proxy Statement for the 1995 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.


                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
             REPORTS ON FORM 8-K

    The following documents are filed as part of this Report.

         (a) All financial statement schedules filed as part of this report are included in Item 8 and reference is made to the index on page 14 on this report.

         (b) Reports on Form 8-K

             No report on Form 8-K was filed during the last quarter of the period covered by this report.

         (c) Exhibits

             Certain of the exhibits to this Report, indicated by an asterisk, are hereby incorporated by reference to other documents on file with the Commission with which they are physically filed, to be a part hereof as of their respective dates.

    Exhibit
    Number    Description
    -------   -----------------------------------------------------------------

    3(a)      Certificate of Incorporation of the Registrant, as amended.

    *3(b) Amended and Restated Bylaws, effective March 3, 1987. (Incorporated by Reference to Exhibit 3(d) to Annual Report on Form 10-K for year ended December 31, 1986 (File No. 0-13834))

    *3(c) Amendment to Bylaws, effective July 23, 1987. (Incorporated by reference to Exhibit 3(e) to Annual Report on Form 10-K for year ended December 31, 1987 (File No. 0-13834))

    *3(d) Sections 3 through 11 and 48 through 52 of the Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3(b) to Registration Statement on Form S-4 (Registration No. 33-10643) of the Registrant)

    *4(a)     Specimen Common Stock Certificate.  (Incorporated by reference to
              Exhibit 1 to the Registration Statement on Form 8-A, effective September 4, 1985 (File No. 0-13834))

    *4(b) Specimen 6% Convertible Subordinated Debenture, Due December 31, 2011. (Incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A, filed November 27, 1992 File No. 0-13834))

    *4(c)(1) Indenture between the Registrant and Boatmen's First National Bank of Kansas City, dated as of February 1, 1987, including form of Debenture. (Incorporated by reference to Exhibit 4(c) to Annual Report on Form 10-K for year ended December 31, 1986 (File No. 0-13834))

    *4(c)(2) Written Instrument of Transfer of Trustee for the American City Business Journals, Inc. 6% Convertible Subordinated Debentures Due December 31, 2011, dated as of November 18, 1992. (Incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A, filed November 27, 1992 (File No. 0-13823))

    *4(d) Specimen $3.00 Series Promissory Note due October 31, 1999, issued in reliance on an exemption under Regulation D, Rule 506. Form D filed November 2, 1989. (Incorporated by reference to
              Exhibit 4(e) to Annual Report on Form 10-K for year ended December 31, 1989 (File No. 0-13834) of the Registrant (the "1989 Form 10-K"))

    Exhibit
    Number    Description
    -------   -----------------------------------------------------------------

    *4(e) Specimen $20 Series Promissory Note due October 31, 1999, issued in reliance on an exemption under Regulation D, Rule 506. Form D filed November 2, 1989. (Incorporated by reference to Exhibit 4(f) to the 1989 Form 10-K)

    *4(f) Stock Pledge and Security Agreement pledging 80% of St. Louis Business Journal, Inc. corporation stock and 100% of stock of Kansas City Business Journal, Inc., Atlanta Business Chronicle, Inc., Seattle Business Journal, Inc., Washington Business Journal, Inc., Crossroads Press, Inc., and Business First of Columbus, Inc. as collateral for $20 Series Promissory Note. See 4(f). (Incorporated by reference to Exhibit 4(g) to the 1989 Form 10-K)

    *4(g) Specimen Security Agreement pledging assets of Seattle Business Journal, Inc. as collateral for $20 Series Promissory Note. See
              Exhibit 4(f). Assets of Kansas City Business Journal, Inc., Atlanta Business Chronicle, Inc., Washington Business Journal, Inc., Crossroads Press, Inc., and Business First of Columbus, Inc. also pledged. (Incorporated by reference to Exhibit 4(h) to the 1989 Form 10-K)

    *10(a) Sublease Agreement dated November 30, 1984 between Crossroads and George Mason. (Incorporated by Reference to Exhibit 10(q) to the Form S-1)

    *10(b) Consulting and Non-Competition Agreement dated October 19, 1989 between Michael K. Russell and the Registrant. (Incorporated by reference to Exhibit 10(i) to the 1989 Form 10-K)

    *10(c) Consulting and Non-Competition Agreement dated October 19, 1989 between William H. Worley and the Registrant. (Incorporated by reference to Exhibit 10(j) to the 1989 Form 10-K)

    *10(d) Consulting and Non-Competition Agreement dated January 16, 1993 between Darwin Wile and the Registrant. (Incorporated by reference to Exhibit 10(d) to the 1992 Form 10-K)

    *10(e) American City Business Journals, Inc. 1989 Stock Option Plan. (Incorporated by reference to Exhibit 4.14 to Form S-8 (Registration No. 33-38189))

    *10(f) American City Business Journals, Inc. Amended and Restated Employee Stock Purchase Plan (Incorporated by reference to 1991 Proxy Statement of Registrant to Exhibit A. (File No. 0-13834))

    *10(g) American City Business Journals, Inc. Formula Stock Option Plan for Directors (Incorporated by reference to 1993 Proxy Statement to Exhibit A. (File No. 0-13834))

    Exhibit
    Number    Description
    -------   -----------------------------------------------------------------

    *10(h) Biz Associates Partnership Agreement between Biz Publishing, Inc. ("BPI"), a subsidiary of Registrant, and Dow Jones Venture I, Inc., a subsidiary of Dow Jones Company, Inc., dated as of October 28, 1993. (Incorporated by reference to Exhibit 10(h) to the 1993 Form 10-K)

    11 Computations of Per Share Earnings. (See Consolidated Statement of Income and Note 1 of Notes to Consolidated Financial Statements)

    21        Subsidiaries of the Registrant.

    23        Consent of Arthur Andersen LLP.

    27 Financial Data Schedule (provided for the use of the Securities and Exchange Commission only).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AMERICAN CITY BUSINESS JOURNALS, INC.
                             (Registrant)

                             By   /s/ Ray Shaw
                                  ---------------------------------------------
                                  Ray Shaw, Chairman of the Board of Directors
                                  Chief Executive Officer

                             By   /s/ Grant L. Hamrick
                                  ---------------------------------------------
                                  Grant L. Hamrick, Senior Vice President
                                  Chief Financial Officer
                                  Director

Dated: March 28, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                    TITLE                    DATE
------------------------------  ------------------------------  ---------------

/s/ Ray Shaw                    Chief Executive                 March 28, 1995
------------------------------  Officer and Chairman of the
RAY SHAW                        Board of Directors

/s/ Grant L. Hamrick            Chief Financial Officer and     March 28, 1995
------------------------------  and Senior Vice President
GRANT L. HAMRICK                Director

/s/ Wedge Abels                 Controller                      March 28, 1995
------------------------------  Principal Accounting Officer
WEDGE ABELS

/s/ James H. Hance, Jr.         Director                        March 28, 1995
------------------------------
JAMES H. HANCE, JR.

/s/ John P. McMeel              Director                        March 28, 1995
------------------------------
JOHN P. McMEEL

/s/ Glenn M. Stinchcomb         Director                        March 28, 1995
------------------------------
GLENN M. STINCHCOMB

/s/ George A. Wiegers           Director                        March 28, 1995
------------------------------
GEORGE A. WIEGERS