Form 10-K/A
period 1994-12-31
AMERICAN CITY BUSINESS JOURNALS INC
filed 1995-05-10
CIK 769339

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-K

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

    Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of March 17, 1995:

    Common Shares: 6,895,623 Exclusive of 637,384 Treasury Shares

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
             REPORTS ON FORM 8-K

    Exhibit
    Number    Description
    -------   -----------------------------------------------------------------

    27 Amended Financial Data Schedule (provided for the use of the Securities and Exchange Commission only).

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

SIGNATURE                                    TITLE                    DATE
- ------------------------------  ------------------------------  ---------------

/s/ Ray Shaw                    Chief Executive                 March 28, 1995
- ------------------------------  Officer and Chairman of the
RAY SHAW                        Board of Directors

/s/ Grant L. Hamrick            Chief Financial Officer and     March 28, 1995
- ------------------------------  and Senior Vice President
GRANT L. HAMRICK                Director

/s/ Wedge Abels                 Controller                      March 28, 1995
- ------------------------------  Principal Accounting Officer
WEDGE ABELS

/s/ James H. Hance, Jr.         Director                        March 28, 1995
- ------------------------------
JAMES H. HANCE, JR.

/s/ John P. McMeel              Director                        March 28, 1995
- ------------------------------
JOHN P. McMEEL

/s/ Glenn M. Stinchcomb         Director                        March 28, 1995
- ------------------------------
GLENN M. STINCHCOMB

/s/ George A. Wiegers           Director                        March 28, 1995
- ------------------------------
GEORGE A. WIEGERS