Form 10-Q
period 1995-03-31
AMERICAN CITY BUSINESS JOURNALS INC
filed 1995-05-10
CIK 769339

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    Form 10-Q

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarter period ended March 31, 1995 or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________

Commission File number 0-13834

                      American City Business Journals, Inc.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                    43-1366184
- -------------------------------------------  ----------------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)

128 S. Tryon St., St. 2300, Charlotte, N.C.                  28202
- -------------------------------------------  ----------------------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone no., including area code:  (704) 375-7404

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

6,883,263 shares of common stock, $.01 par value per share, at April 25, 1995.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             AMERICAN CITY BUSINESS JOURNALS, INC. AND SUBSIDIARIES

                                   ----------

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                      March 31,    December 31,
                                                         1995          1994
                                                     ------------  ------------
                                                     (Unaudited)

CURRENT ASSETS:
     Cash and cash equivalents                       $18,529,000   $17,815,000
     Accounts receivable, net of allowance for
       uncollectible accounts of $509,000 in 1995
       and $462,000 in 1994                           11,789,000    13,205,000
     Prepaid expenses                                  1,709,000       668,000
     Deferred income taxes                               476,000       476,000
                                                     ------------  ------------
               Total current assets                   32,503,000    32,164,000

FURNITURE AND EQUIPMENT                               14,237,000    12,487,000
     Less - Accumulated depreciation                  (8,413,000)   (8,015,000)
                                                     ------------  ------------
                                                       5,824,000     4,472,000

DEFERRED INCOME TAXES                                  2,094,000     2,094,000

INTANGIBLES AND OTHER ASSETS, principally cost in
  excess of assets acquired - net                     53,025,000    53,400,000
                                                     ------------  ------------
               Total assets                          $93,446,000   $92,130,000
                                                     ============  ============


                 AMERICAN CITY BUSINESS JOURNALS, INC. AND SUBS

                                   ----------

                           CONSOLIDATED BALANCE SHEET

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
                                                      March 31,    December 31,
                                                         1995          1994
                                                     ------------  ------------
                                                      (Unaudited)

CURRENT LIABILITIES:
     Current portion of long-term debt               $   954,000   $   934,000
     Accounts payable                                  2,729,000     2,738,000
     Accrued payroll and payroll taxes                 1,672,000     2,211,000
     Other accrued liabilities                         2,159,000     1,335,000
     Deferred subscription revenue                    13,595,000    12,867,000
     Accrued income taxes                              3,368,000     3,163,000
                                                     ------------  ------------
              Total current liabilities               24,477,000    23,248,000

LONG-TERM DEBT                                        35,588,000    35,788,000

DEFERRED SUBSCRIPTION REVENUE                          2,763,000     2,677,000

CONVERTIBLE SUBORDINATED DEBENTURES                   31,878,000    31,878,000

STOCKHOLDERS' INVESTMENT:

     Serial Preferred Stock, $.01 par value
       - 2,500,000 shares authorized; No shares
       issued                                                ---           ---
     Common stock, $.01 par value - 30,000,000
       shares authorized; 7,584,000 and 7,216,000
       shares issued; 6,874,000 and 6,539,000
       shares outstanding                                 76,000        72,000
     Paid-in capital                                   7,759,000     7,691,000
     Accumulated deficit                              (1,412,000)   (1,856,000)
                                                     ------------  ------------
                                                       6,423,000     5,907,000

     Treasury stock - 709,000 and 677,000 common
       shares at cost                                 (7,683,000)   (7,368,000)
                                                     ------------  ------------
              Total stockholders' investment          (1,260,000)   (1,461,000)
                                                     ------------  ------------
              Total liabilities and stockholders'
                investment                           $93,446,000   $92,130,000
                                                     ============  ============


                           AMERICAN CITY BUSINESS JOURNALS, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
                                  FOR THE YEAR ENDED DECEMBER 31, 1994 AND
                                    THE THREE MONTHS ENDED MARCH 31, 1995
                                                         Common      Paid-In     Accumulated     Treasury
                                                          Stock      Capital       Deficit         Stock
                                                       ----------  ------------  ------------  -------------

BALANCE AT DECEMBER 31, 1993                             $51,000   $43,550,000   ($7,152,000)  ($42,698,000)
   Issuance of common stock, 185,295 shares                            604,000                      931,000
   Retirement of treasury stock, 3,110,646 shares        (15,000)  (36,427,000)                  36,442,000
   Split of common stock (2 for 1) - par value of
      shares issued                                       36,000       (36,000)
   Purchase of treasury stock, 131,279 common shares
      at cost                                                                                    (2,043,000)
   Net income                                                                      5,296,000
                                                       ----------  ------------  ------------  -------------
BALANCE AT DECEMBER 31, 1994                              72,000     7,691,000    (1,856,000)    (7,368,000)
   Issuance of common stock, 6,090 shares                               72,000                      331,000
   Common stock dividend (5%) - par value of shares
      issued                                               4,000        (4,000)
   Purchase of treasury stock, 33,400 common shares
      at cost                                                                                      (646,000)
   Net income                                                                        444,000
                                                       ----------  ------------  ------------  -------------
BALANCE AT MARCH 31, 1995 (UNAUDITED)                    $76,000    $7,759,000   ($1,412,000)   ($7,683,000)
                                                       ==========  ============  ============  =============


                   AMERICAN CITY BUSINESS JOURNALS, INC. AND SUBSIDIARIES

                                         ----------

                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (Unaudited)
                                                                     Three Months Ended
                                                                          March 31,
                                                                ---------------------------
                                                                    1995          1994
                                                                ------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                       $444,000        $30,000
  Adjustments to reconcile net income to net cash
    provided by operating activities-
      Depreciation and amortization                               1,364,000      1,325,000
      Provision for bad debts                                       200,000        168,000
      (Gain)loss on sale of assets                                    2,000         (1,000)
      Net activity from trades                                       (1,000)        (1,000)
      Recognized imputed interest                                    71,000         64,000

  Changes in assets and liabilities, net of assets acquired
      Decrease in accounts receivable and other current assets      176,000        545,000
      Decrease in intangibles and other assets                       35,000         37,000
      Increase (decrease) in accounts payable
        and accrued expenses                                        406,000        (86,000)
      Increase in deferred subscription revenue                     814,000        811,000
                                                                ------------  -------------
          Net cash provided by operating activities               3,511,000      2,892,000
                                                                ------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of common stock                                      403,000        472,000
      Payment of long-term debt                                    (176,000)      (184,000)
      Purchase of treasury stock                                   (646,000)           ---
                                                                ------------  -------------
          Net cash provided by (used for) financing activities     (419,000)       288,000
                                                                ------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:

      Purchase price of companies acquired                       (1,924,000)           ---
      Capital expenditures                                         (454,000)      (510,000)
                                                                ------------  -------------

          Net cash used for investing activities                 (2,378,000)      (510,000)
                                                                ------------  -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                           714,000      2,670,000

CASH AND CASH EQUIVALENTS, beginning of period                   17,815,000     13,992,000
                                                                ------------  -------------
CASH AND CASH EQUIVALENTS, end of period                        $18,529,000    $16,662,000
                                                                ============  =============

             AMERICAN CITY BUSINESS JOURNALS, INC. AND SUBSIDIARIES

                                   ----------

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         1995          1994
                                                     ------------  ------------

Revenues                                             $24,871,000   $20,578,000

Operating expenses                                    22,968,000    19,299,000
                                                     ------------  ------------
Operating income                                       1,903,000     1,279,000

Interest expense - net                                (1,150,000)   (1,229,000)

Other income                                                 ---         1,000
                                                     ------------  ------------
Income before income taxes                               753,000        51,000

Provision for income taxes                               309,000        21,000
                                                     ------------  ------------
Net income                                              $444,000       $30,000
                                                     ============  ============

Income per common share <F1>                               $ .06           ---

Weighted average shares outstanding <F1>               7,153,000     7,096,000

- ---------------

<F1> Adjusted to reflect 2 for 1 stock split distributed April 29, 1994 and 5% stock dividend paid on January 16, 1995.


             AMERICAN CITY BUSINESS JOURNALS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. The 1995 consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1994 included in the Company's Form 10-K filed March 29, 1995.

2. The consolidated financial statements include the accounts of American City Business Journals, Inc., and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated statements.

3. Earnings per share are based on the weighted average number of common and common equivalent shares outstanding during the respective periods adjusted retroactively for a 2-for-1 common stock split distributed as a common stock dividend April 29, 1994 to shareholders of record April 18, 1994, and a 5% common stock dividend paid on January 16, 1995 to shareholders of record December 15, 1994. Fully diluted computations have been omitted because they are anti-dilutive.

4. In 1994 the Company acquired Winston Cup Illustrated magazine (September 1), The Austin Business Journal (October 1) and On Track magazine (October 21) for an aggregate purchase price of $3,525,000 comprised of $3,100,000 in cash, $300,000 in notes and $125,000 in non-competition agreements. The excess ($2,100,000) of the purchase price plus the liabilities assumed ($1,100,000) over the appraised value of the assets acquired was charged to goodwill. On February 1, 1995 the Company acquired Performance Printing Co. for $1,300,000 in cash. The purchase price was allocated to the assets acquired as determined by an independent appraisal. Also, on January 20, 1995 the Company purchased a minority interest in Sunbelt Video, Inc., for $624,000 in cash and obtained an option to acquire the remaining shares in three years at appraised value.

PART 1.  FINANCIAL INFORMATION


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition and Liquidity:

At March 31, 1995 the Company had a current ratio of 1.3:1 and over $18.5 million in cash and cash equivalents. The level of liquidity increased slightly from December 31, 1994 from internally generated funds.

The Company believes its existing liquidity and cash flow from operations is sufficient in 1995 to fund (a) interest ($5 million) and principal ($1 million) on long-term debt and convertible subordinated debentures; ( b) capital additions of approximately $1.2 million for new production systems, computer software and hardware upgrades and miscellaneous items of furniture and equipment; (c) working capital requirements which are not expected to be significant; and (d) the $2,488,000 of federal income taxes relating to years prior to 1994 under the settlement initiative with the Internal Revenue Service as described in Note 5 to the consolidated financial statements for the year ended December 31, 1994.

The Company has no agreements in place for the extension of credit because no such arrangements are deemed necessary.


Three Months Ended March 31, 1995 Compared to 1994:

The comparative operating results are impacted by  acquisitions as described in
Note 4 to the Consolidated Financial Statements.

Total revenues increased 20.9% for the quarter (11.2% excluding acquisitions). Advertising revenue increased 13.6% (11.2% excluding acquisitions) from increases in local and national advertising in the business journals and a 84.6% (50.0% excluding acquisitions) increase in advertising in the motorsports publications. 22 of the 27 business journals operated throughout both periods increased advertising revenue. Advertising revenue, which comprised 69.6% of total revenue in the first quarter of 1995, is sensitive to change in economic conditions and a slowdown in the economy could adversely impact this revenue.

Circulation revenue increased 21.3% (10.5% excluding acquisitions) from an 8.9% increase in the business journals on a 2.9% increase in paid circulation and a 63.0% increase (16.3% excluding acquisitions) in the motorsports publications. Paid circulation of the business journals was 328,203 at March 31, 1995.

Other revenue increased 142.5% during the quarter primarily from the inclusion of Performance Printing Co. For publications operated throughout both periods, other revenue increased 16.3%.

Operating expenses increased 19.0% (7.7% at publications operated throughout both periods.) The increase consisted of normal compensation increases, increased commissions on the increase in advertising sales, and some increase in printing and distribution expenses.

Operating income increased $624,000 or 48.8% to $1,903,000 for the quarter from increases in advertising and circulation revenue. Operating income as a percent of total revenue increased from 6.2% in 1994 to 7.7% in 1995.

Net interest expense decreased $79,000 from the first quarter of 1994 primarily from an increased level of invested funds. There were modest changes in debt outstanding and a 1% increase in the interest rate on the Company's $20 series promissory notes.

The Company recorded income tax expense in the first quarter of 1995 at an estimated effective rate of 41%, compared to an effective rate of 42% in the first quarter of 1994.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

         NOT APPLICABLE

Item 2.  Changes in Securities

         NOT APPLICABLE

Item 3.  Defaults Upon Senior Securities

         NOT APPLICABLE

Item 4.  Submission of Matters to a Vote of Security-Holders

         NOT APPLICABLE

Item 5.  Other Matters

         NOT APPLICABLE

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 None

         (b) The following Reports on Form 8-K were filed during the quarter for which this report is filed.

                 None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          American City Business Journals, Inc.
                                          (Registrant)

Date:   April 27, 1995                    By:     /s/ Ray Shaw
                                                  -----------------------------
                                                  Ray Shaw
                                                  Chairman and
                                                  Chief Executive Officer

                                          By:     /s/ Grant Hamrick
                                                  -----------------------------
                                                  Grant Hamrick
                                                  Senior Vice President and
                                                  Chief Financial Officer