Form 10-Q
period 1995-06-30
AMERICAN CITY BUSINESS JOURNALS INC
filed 1995-08-02
CIK 769339

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    Form 10-Q

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the Quarter period ended June 30, 1995 or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from _______________ to ______________

Commission File number 0-13834

                      American City Business Journals, Inc.
 ...............................................................................
             (Exact name of registrant as specified in its charter)

                  Delaware                               43-1366184
 ...........................................  ..................................
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)

128 S. Tryon St., St. 2300, Charlotte, N.C.                 28202
 ...........................................  ..................................
 (Address of principal executive offices)                 (Zip Code)

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

Yes [ X ]     No [   ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

6,913,541 shares of common stock, $.01 par value per share, at July 28, 1995.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             AMERICAN CITY BUSINESS JOURNALS, INC. AND SUBSIDIARIES

                                   ----------

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                       June 30,    December 31,
                                                         1995          1994
                                                     ------------  ------------
                                                      (Unaudited)


CURRENT ASSETS:
  Cash and cash equivalents                          $19,264,000   $17,815,000
  Accounts receivable, net of allowance for
    uncollectible accounts of $569,000 in 1995
    and $462,000 in 1994                              13,287,000    13,205,000
  Prepaid expenses                                     1,511,000       668,000
  Deferred income taxes                                  476,000       476,000
                                                     ------------  ------------
           Total current assets                       34,538,000    32,164,000

FURNITURE AND EQUIPMENT                               14,307,000    12,487,000
  Less - Accumulated depreciation                     (8,513,000)   (8,015,000)
                                                     ------------  ------------
                                                       5,794,000     4,472,000

DEFERRED INCOME TAXES                                  2,094,000     2,094,000

INTANGIBLES AND OTHER ASSETS, principally cost in
  excess of assets acquired - net                     52,054,000    53,400,000
                                                     ------------  ------------
           Total assets                              $94,480,000   $92,130,000
                                                     ============  ============


             AMERICAN CITY BUSINESS JOURNALS, INC. AND SUBSIDIARIES

                                   ----------

                           CONSOLIDATED BALANCE SHEET

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
<CAPTION
                                                     June 30,     December 31,
                                                       1995           1994
                                                   -------------  -------------
                                                    (Unaudited)


CURRENT LIABILITIES:
  Current portion of long-term debt                $   943,000    $   934,000
  Accounts payable                                   3,118,000      2,738,000
  Accrued payroll and payroll taxes                  1,739,000      2,211,000
  Other accrued liabilities                          1,674,000      1,335,000
  Deferred subscription revenue                     13,400,000     12,867,000
  Accrued income taxes                               2,276,000      3,163,000
                                                   -------------  -------------
           Total current liabilities                23,150,000     23,248,000

LONG-TERM DEBT                                      35,403,000     35,788,000

DEFERRED SUBSCRIPTION REVENUE                        2,842,000      2,677,000

CONVERTIBLE SUBORDINATED DEBENTURES                 31,826,000     31,878,000

STOCKHOLDERS' INVESTMENT:
  Serial Preferred Stock, $.01 par value -
    2,500,000 shares authorized; No shares issued          ---            ---
  Common stock, $.01 par value - 30,000,000
    shares authorized; 7,625,000 and 7,216,000
    shares issued; 6,913,000 and 6,539,000 shares
    outstanding                                         76,000         72,000
  Paid-in capital                                    8,299,000      7,691,000
  Retained earnings (deficit)                          677,000     (1,856,000)
                                                   -------------  -------------
                                                     9,052,000      5,907,000

  Treasury stock - 712,000 and 677,000 common
    shares at cost                                  (7,793,000)    (7,368,000)
                                                   -------------  -------------
           Total stockholders' investment            1,259,000     (1,461,000)
                                                   -------------  -------------
           Total liabilities and stockholders'
             investment                            $94,480,000    $92,130,000
                                                   =============  =============


                           AMERICAN CITY BUSINESS JOURNALS, INC. AND SUBSIDIARIES

                                               ---------------

                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
                                  FOR THE YEAR ENDED DECEMBER 31, 1994 AND
                                     THE SIX MONTHS ENDED JUNE 30, 1995
                                                        Common       Paid-In       Retained      Treasury
                                                         Stock       Capital       Earnings        Stock
                                                                                   (Deficit)
                                                     ------------  ------------  ------------  -------------

BALANCE AT DECEMBER 31, 1993                             $51,000   $43,550,000   ($7,152,000)  ($42,698,000)
   Issuance of common stock, 185,295 shares                            604,000                      931,000
   Retirement of treasury stock, 3,110,646 shares        (15,000)  (36,427,000)                  36,442,000
   Split of common stock (2 for 1)-
      par value of shares issued                          36,000       (36,000)
   Purchase of treasury stock,
      131,279 common shares at cost                                                              (2,043,000)
   Net income                                                                      5,296,000

                                                     ------------  ------------  ------------  -------------
BALANCE AT DECEMBER 31, 1994                              72,000     7,691,000    (1,856,000)    (7,368,000)
   Issuance of common stock, 44,545 shares                             560,000                      395,000
   Common stock dividend (5%) -
      par value of shares issued                           4,000        (4,000)
   Purchase of treasury stock,
     42,700 common shares at cost                                                                  (820,000)
   Conversion of Convertible Subordinated
     Debentures, 3,308 common shares issued                             52,000
   Net income                                                                      2,533,000
                                                     ------------  ------------  ------------  -------------
BALANCE AT JUNE 30, 1995 (UNAUDITED)                     $76,000    $8,299,000    $  677,000   ($ 7,793,000)
                                                     ============  ============  ============  =============


                           AMERICAN CITY BUSINESS JOURNALS, INC. AND SUBSIDIARIES

                                              -----------------

                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 (Unaudited)
                                                          Three Months Ended          Six Months Ended
                                                               June 30,                    June 30,
                                                      --------------------------  --------------------------
                                                          1995          1994          1995          1994
                                                      ------------  ------------  ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                          $ 2,089,000   $ 1,597,000   $ 2,533,000   $ 1,627,000

   Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                       1,396,000     1,357,000     2,760,000     2,682,000
    Provision for bad debts                               158,000       130,000       358,000       298,000
    Loss on sale of assets                                     --         4,000         2,000         4,000
    Net activity from trades                              (28,000)      (51,000)      (29,000)      (52,000)
    Recognized imputed interest                            73,000        65,000       144,000       129,000

  Changes in assets and liabilities, net of
  assets acquired:
    Increase in accounts receivable and other
      current assets                                   (1,430,000)   (1,900,000)   (1,254,000)   (1,355,000)
    Decrease in intangibles and other assets                3,000        16,000        38,000        53,000
    Increase (decrease) in accounts payable and
      accrued expenses                                 (1,166,000)       35,000      (760,000)      (51,000)
    Increase (decrease) in deferred subscription
      revenue                                            (116,000)      (96,000)      698,000       715,000
                                                      ------------  ------------  ------------  ------------
  Net cash provided by operating activities               979,000     1,157,000     4,490,000     4,050,000
                                                      ------------  ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock                              552,000       732,000       955,000     1,204,000
    Repayment of long-term debt                          (224,000)     (188,000)     (400,000)     (372,000)
    Purchase of treasury stock                           (174,000)     (304,000)     (820,000)     (304,000)
                                                      ------------  ------------  ------------  ------------
  Net cash provided by (used for) financing
    activities                                            154,000       240,000      (265,000)      528,000
                                                      ------------  ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase price of companies acquired                       --            --    (1,924,000)           --
    Capital expenditures                                 (398,000)     (652,000)     (852,000)   (1,163,000)
                                                      ------------  ------------  ------------  ------------
  Net cash used for investing activities                 (398,000)     (652,000)   (2,776,000)   (1,163,000)
                                                      ------------  ------------  ------------  ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 735,000       745,000     1,449,000     3,415,000



CASH AND CASH EQUIVALENTS, beginning of period         18,529,000    16,662,000    17,815,000    13,992,000
                                                      ------------  ------------  ------------  ------------
CASH AND CASH EQUIVALENTS, end of period              $19,264,000   $17,407,000   $19,264,000   $17,407,000
                                                      ============  ============  ============  ============


                           AMERICAN CITY BUSINESS JOURNALS, INC. AND SUBSIDIARIES

                                               --------------

                                      CONSOLIDATED STATEMENT OF INCOME
                                                 (Unaudited)
                                             Three Months Ended              Six Months Ended
                                                 June 30,                         June 30,
                                         ---------------------------    ----------------------------
                                             1995           1994            1995           1994
                                         ------------   ------------    ------------   -------------

Revenues                                 $29,518,000    $24,099,000     $54,389,000     $44,677,000

Operating expenses                        24,835,000     20,177,000      47,803,000      39,476,000
                                         ------------   ------------    ------------   -------------
Operating income                           4,683,000      3,922,000       6,586,000       5,201,000

Interest expense - net                    (1,152,000)    (1,170,000)     (2,302,000)     (2,399,000)

Other income                                  10,000          2,000          10,000           3,000
                                         ------------   ------------    ------------   -------------
Income before income taxes                 3,541,000      2,754,000       4,294,000       2,805,000

Provision for income taxes                 1,452,000      1,157,000       1,761,000       1,178,000
                                         ------------   ------------    ------------   -------------
Net income                                $2,089,000     $1,597,000      $2,533,000      $1,627,000
                                         ============   ============    ============   =============

Income per common share <F1> (a):
                  Primary                       $.29          $.22             $.35            $.23
                  Fully diluted                 $.26          $.21             $.34        <F2> (b)

Weighted average shares
  outstanding <F1> (a):
                  Primary                      7,217         7,116            7,211           7,106
                  Fully diluted                9,215         9,128            9,209             ---

- ---------------

<F1> (a) Adjusted to reflect 2 for 1 stock split effective April 29, 1994 and
         5% stock dividend paid on January 16, 1995.

<F2> (b) Anti-dilutive.












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

4.  In 1994 the Company acquired Winston Cup Illustrated magazine (September
    1), The Austin Business Journal (October 1) and On Track magazine (October
    21) for an aggregate purchase price of $3,525,000 comprised of $3,100,000 in cash, $300,000 in notes and $125,000 in non-competition agreements. The excess ($2,100,000) of the purchase price plus the liabilities assumed ($1,100,000) over the appraised value of the assets acquired was charged to goodwill. On February 1, 1995 the Company acquired Performance Printing, Inc. for $1,300,000 in cash. The purchase price was allocated to the assets acquired as determined by an independent appraisal. Also, on January 20, 1995 the Company purchased a minority interest in Sunbelt Video, Inc., for $624,000 in cash and obtained an option to acquire the remaining shares in three years at appraised value.












PART 1.  FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------------------------------------------------

Financial Condition and Liquidity:
- ----------------------------------

At June 30, 1995 the Company had a current ratio of 1.5:1 and over $19 million in cash and cash equivalents. The level of liquidity increased from December 31, 1994 from internally generated funds.

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


Three Months Ended June 30, 1995 Compared to 1994:
- --------------------------------------------------

The comparative operating results are impacted by acquisitions as described in
Note 4 to the Consolidated Financial Statements.

Total revenue increased 22.5% for the quarter (12.2% excluding acquisitions). Advertising revenue increased 15.5% (12.7% excluding acquisitions) from increases in local and national advertising in the business journals and a 65.0% (29.2% excluding acquisitions) increase in advertising in the motorsports publications. Advertising revenue, which comprised 72.9% of total revenue in the second quarter of 1995, is sensitive to change in economic conditions and a slowdown in the economy could adversely impact this revenue source.

Circulation revenue increased 20.0% (8.1% excluding acquisitions) from a 5.3% increase in the business journals on a 2.1% increase in paid circulation and a 64.5% increase (17.2% excluding acquisitions) in the motorsports publications. Paid circulation of the business journals was 329,310 at June 30, 1995 and paid circulation of Winston Cup Scene increased 15.4% to 122,826 at June 30, 1995.

Other revenue increased 205.7% during the quarter primarily from the inclusion
of Performance Printing, Inc.   For publications operated throughout both
periods, other revenue increased 26.9%.

Operating expenses increased 23.1% (10.4% at publications operated throughout both periods). The increase consisted of normal compensation increases, increased commissions on the increase in advertising sales, and increases in printing and distribution expenses.



Operating income increased $761,000 or 19.4% to $4,683,000 for the quarter from increases in advertising and circulation revenue. Operating income as a percent of total revenue was 15.9% (17.6% excluding acquisitions) for the second quarter of 1995 compared to 16.3% in the second quarter of 1994.

Net interest expense decreased $18,000 from the second quarter of 1994 primarily from an increased level of invested funds. There were modest changes in debt outstanding and a 1% increase in the interest rate on the Company's $20 series promissory notes.

The Company recorded income tax expense in the second quarter of 1995 at an estimated effective rate of 41%, compared to an effective rate of 42% in the second quarter of 1994.


Six Months Ended June 30, 1995 Compared to 1994:
- ------------------------------------------------

The comparative operating results are impacted by acquisitions as described in
Note 4 to the Consolidated Financial Statements.

Total revenue for the six months ended June 30, 1995 increased 21.7% over the same period in 1994. Revenue of publications operated in both 1995 and 1994 increased 11.8%.

Advertising revenue increased 14.6% (12.0% excluding acquisitions) from increases in local and national advertising in the business journals and a 73.4% (38.2% excluding acquisitions) increase in advertising in the motorsports publications. Advertising revenue, which comprised 71.4% of total revenue for the six months ended June 30, 1995, is sensitive to change in economic conditions and a slowdown in the economy could adversely impact this revenue source.

Circulation revenue increased 20.7% (9.3% excluding acquisitions) from increases in both paid circulation and subscription rates. Motorsports publications increased circulation revenue 63.8% (16.8% excluding acquisitions) and the business journals increased 7.1%.

Other revenue increased 171.9% for the six months ended June 30, 1995 compared with the same period in 1994, primarily from the inclusion of Performance Printing, Inc. For publications operated throughout both periods, other revenue increased 21.2%.

Operating expenses increased 21.1% (9.1% at publications operated throughout both periods). The increase consisted of normal increases in compensation, increased commissions on the increase in advertising sales, and increases in printing and distribution expenses.

Operating income increased $1,385,000 or 26.6% for the six month period. The increase resulted primarily from increased advertising and circulation revenue.

Net interest expense decreased $97,000 during the six months primarily from an increased level of invested funds. There were modest changes in debt outstanding and a 1% increase in the interest rate on the Company's $20 series promissory notes.




The Company recorded income tax expense at an estimated effective rate of 41% for the six months ended June 30, 1995 compared to an effective rate of 42% for the six months ended June 30, 1994.
























































PART II  OTHER INFORMATION

Item 1.  Legal Proceedings
- -------  -----------------

    The "Business Journal Serving San Jose and the Silicon Valley" ("SJBJ"), a publication of the Registrant, a reporter and other non-related companies and individuals, including the Maxtor Corporation, Gray Cary Ware & Freidenrich, a professional corporation, are defendants in an action filed December 12, 1994 in the Superior Court of the State of California for the County of Santa Clara by Peter Van Beckum. The plaintiff alleges libel out of an article published by SJBJ on May 23, 1994 and claims unspecified damages. The matter was settled by the parties in April, 1995.


Item 2.  Changes in Securities
- -------  ---------------------

    NOT APPLICABLE


Item 3.  Defaults Upon Senior Securities
- -------  -------------------------------

    NOT APPLICABLE


Item 4.  Submission of Matters to a Vote of Security-Holders
- -------  ---------------------------------------------------

    (a) The Annual Meeting of Shareholders took place in Charlotte, North Carolina on May 19, 1995 at 10:00 a.m.

    (b)  The voting results were:

               DIRECTOR                FOR        AGAINST        ABSTAIN
    ----------------------------  ------------  ------------  ------------

    Ray Shaw                       6,067,409         -0-             56
    Grant L. Hamrick               6,067,353         -0-             56
    James H. Hance, Jr.            6,066,303         -0-           1106
    John P. McMeel                 6,067,338         -0-             21
    Glenn Stinchcomb               6,067,178         -0-            231
    George A. Wiegers              6,067,338         -0-             21

Ratification of Appointment of Independent Public Accountants

                                       FOR        AGAINST        ABSTAIN
                                  ------------  ------------  ------------

                                   6,065,339        1543            527








                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  American City Business Journals, Inc.
                                  (Registrant)

    Date:  July 31, 1995          By: /S/ RAY SHAW
                                      -----------------------------------------
                                      Ray Shaw
                                      Chairman and
                                      Chief Executive Officer

                                  By: /S/ GRANT HAMRICK
                                      -----------------------------------------
                                      Grant Hamrick
                                      Senior Vice President and
                                      Chief Financial Officer


